Form 10-K
period 2000-12-31
FIRST HORIZON MORTGAGE PASS THROUGH TRUST 2000 H
filed 2002-11-27
CIK 1133133

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-74467-H



        First Horizon Mortgage Pass-Through Trust
        Series 2000-H

       (Exact name of registrant as specified in its charter)



   New York                                       13-4137908
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o The Bank of New York, as Trustee
   101 Barclay Street, 8 West
   New York, NY                                10286
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (212) 815-6436


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.


  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  ___     No  X







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.








  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.



  This Annual Report on Form 10-K (the "Report") is filed with respect to the trust fund entitled "First Horizon Mortgage Pass-Through Trust 2000-H" (the "Trust Fund") formed pursuant to the pooling and servicing agreement, dated as of Sept 1, 2000 (the "Pooling and Servicing Agreement") among First Horizon Asset Securities Inc., as depositor (the "Depositor"),
  First Tennessee Bank National Association., as seller (the "Seller"), First Horizon Home Loan Corporation, as master servicer (the "Master Servicer"), The Huntington Mortgage Company, as servicer (the "Servicer"), and The Bank of New York, as trustee (the "Trustee") for the issuance of First Horizon Mortgage Pass-Through Certificates, Series 2000-H (the "Certificates"). Certain information otherwise required to be included in the Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted to other issuers of Asset
  Backed Securities by the Commission pursuant to various no-action letters (the "Relief Letters").



			*		*		*



				 PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            Not applicable.



  Item 3.  Legal Proceedings.

            There were no material pending legal proceedings relating to the Trust Fund to which any of the Trust Fund, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            No matter was submitted to a vote of Certificateholders, and no Certificateholder consent was solicited during the fiscal year covered by this Report.


                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            (a)	Market Information.  There is no established public
                trading market for the Certificates
            (b)	Holders.  As of December 31, 2000, based on records
                provided to the Trust by the DTC and the Trustee, the number of holders for each class of Certificate was as follows:


             Class I-A                         1
             Class I-B-1                       1
             Class I-B-2                       1
             Class II-A                        1
             Class II-B-1                      1
             Class II-B-2                      1
             Class III-A                       1
             Class III-B-1                     1
             Class III-B-2                     1
             Class IV-A                        1
             Class IV-B-1                      1
             Class IV-B-2                      1
             Class V-A                         1
             Class V-B-1                       1
             Class V-B-2                       1
             Class D-B-3 (1)                   1
             Class D-B-4 (1)                   1
             Class D-B-5 (1)                   1
             Class D-B-6 (1)                   1
             Class I-A-R                       1
             Class R                           1

             Total:                            21

            (c)	Dividends.  Not applicable.
            (d)	Item 701 of Regulation S-K.  Not applicable.
            (e)	Rule 463 of the Securities Act of 1933.  Not applicable


  Item 6.  Selected Financial Data.

            Omitted.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 14(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

                               PART IV


  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000




    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2000.





    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2000.






    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) Reports on Form 8-K, dated as of October 31, 2000, November 30, 2000, and December 31, 2000, were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.



   (d) Omitted.


                              SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:




    First Horizon Mortgage Pass-Through Trust
    Series 2000-H
    (Registrant)



  Signed:  The Bank of New York, as Trustee


  By:   Karon Greene, Officer

  By: /s/  Karon Greene, Officer

  Dated: November 26, 2002


				CERTIFICATION

 I, Peter F. Makowiecki, in my capacity as the Chief Financial Officer of First Horizon Home Loan Corporation (the "Master Servicer") hereby certify that:

 1. I have reviewed this Annual Report of Form 10-K and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of first Horizon Mortgage Pass-Through Trust 2000-H;

 2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances in which such statements were made, not misleading as of the last day of the period covered by this annual report; and

 3. Based on my knowledge, the distribution of servicing information required to be provided to the trustee by the Master Servicer under the Pooling and Servicing Agreement is included in these reports.



Dated:  November 26, 2002


					FIRST HORIZON HOME LOAN
					CORPORATION



					By:_________________________________
					     /s/ Peter F. Makowiecki
					     Chief Financial Officer


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   I-A                         1,384,348.10         6,036,748.53                0.00             76,025,251.47
   I-B-1                          38,890.88            21,297.55                0.00              2,207,702.45
   I-B-2                          27,253.28            14,924.53                0.00              1,547,075.47
   II-A                          613,844.99         4,712,035.96                0.00             31,024,964.04
   II-B-1                         25,503.09             7,172.67                0.00              1,394,827.33
   II-B-2                         16,389.64             4,609.54                0.00                896,390.46
   III-A                         750,366.55         3,540,133.83                0.00             45,848,866.17
   III-B-1                        37,985.89            11,327.29                0.00              2,387,672.71
   III-B-2                        22,341.85             6,662.28                0.00              1,404,337.72
   IV-A                        1,418,569.19         1,289,955.21                0.00             90,282,044.79
   IV-B-1                         42,649.75             9,313.54                0.00              2,727,686.46
   IV-B-2                         23,264.91             5,080.42                0.00              1,487,919.58
   V-A                           937,174.05           865,721.03                0.00             55,983,278.97
   V-B-1                          36,421.97             5,986.28                0.00              2,198,013.72
   V-B-2                          18,227.51             2,995.86                0.00              1,100,004.14
   D-B-3 (1)                      57,748.22            15,403.01                0.00              4,246,596.99
   D-B-4 (1)                      72,429.17            17,823.93                0.00              5,422,176.07
   D-B-5 (1)                      26,899.62             7,623.91                0.00              2,720,376.09
   D-B-6 (1)                      26,941.84             7,636.78                0.00              2,724,035.82
   I-A-R                               0.58               100.00                0.00                      0.00
   R                                   0.00                 0.00                0.00                      0.00